Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2024-C26
filed 2025-03-19
CIK 2020017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-276033-01

Central Index Key Number of the issuing entity: 0002020017

BBCMS Mortgage Trust 2024-C26

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4315815 38-4315816 38-7329931 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Phoenix Industrial Portfolio XI Mortgage Loan and the Weatherford Ridge Mortgage Loan, which constituted approximately 9.3% and 2.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Phoenix Industrial Portfolio XI Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Weatherford Ridge Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Phoenix Industrial Portfolio XI Mortgage Loan and the Weatherford Ridge Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the RTL Retail Portfolio Mortgage Loan, which constituted approximately 0.9% of the asset pool of the issuing entity as of its cut-off date.  The RTL Retail Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the RTL Retail Portfolio Mortgage Loan and sixteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2023-C22 transaction, Commission File Number 333-257737-10 (the “BBCMS 2023-C22 Transaction”). This loan combination, including the RTL Retail Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Arundel Mills and Marketplace Mortgage Loan, which constituted approximately 8.6% of the asset pool of the issuing entity as of its cut-off date.  The Arundel Mills and Marketplace Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Arundel Mills and Marketplace Mortgage Loan and thirteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MSWF Commercial Mortgage Trust 2023-2 transaction, Commission File Number 333-257991-09 (the “MSWF 2023-2 Transaction”). This loan combination, including the Arundel Mills and Marketplace Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Woodfield Mall Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date.  The Woodfield Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Woodfield Mall Mortgage Loan and thirteen other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BMO 2023-C7 Mortgage Trust transaction, Commission File Number 333-255934-09 (the “BMO 2023-C7 Transaction”). This loan combination, including the Woodfield Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rhino Portfolio 3 Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The Rhino Portfolio 3 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Rhino Portfolio 3 Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2024-C24 transaction, Commission File Number 333-257737-12 (the “BBCMS 2024-C24 Transaction”). This loan combination, including the Rhino Portfolio 3 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-C24 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan, which constituted approximately 3.6%, 2.2% and 0.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Fayette Pavilion Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Danbury Fair Mall Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Medlock Crossing Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BMO 2024-C8 Mortgage Trust transaction, Commission File Number 333-255934-11 (the “BMO 2024-C8 Transaction”). These loan combinations, including the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-C8 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westwood Gateway II Mortgage Loan, which constituted approximately 9.3% of the asset pool of the issuing entity as of its cut-off date.  The Westwood Gateway II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westwood Gateway II Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Westwood Gateway II Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Westwood Gateway II loan combination in the BANK 2024-BNK47 transaction, Commission File Number 333-257991-10 (the “BANK 2024-BNK47 Transaction”).  After the closing of the BANK 2024-BNK47 Transaction on June 26, 2024, this loan combination, including the Westwood Gateway II Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2024-BNK47 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Euclid Apartments Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Euclid Apartments Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Euclid Apartments Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Euclid Apartments Mortgage Loan, was serviced under the pooling and servicing agreement for the BMO 2024-5C4 Mortgage Trust transaction prior to the closing of the securitization of a pari passu portion of the Euclid Apartments loan combination in the Wells Fargo Commercial Mortgage Trust 2024-5C1 transaction, Commission File Number 333-257991-11 (the “WFCM 2024-5C1 Transaction”).  After the closing of the WFCM 2024-5C1 Transaction on July 25, 2024, this loan combination, including the Euclid Apartments Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2024-5C1 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Westwood Gateway II Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan, the Euclid Apartments Mortgage Loan and the Medlock Crossing Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Westwood Gateway II Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan, the Medlock Crossing Mortgage Loan and the RTL Retail Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Westwood Gateway II Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Rhino Portfolio 3 Mortgage Loan, the Woodfield Mall Mortgage Loan, the Euclid Apartments Mortgage Loan and the RTL Retail Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Rhino Portfolio 3 Mortgage Loan and the CVC Storage Portfolio Mortgage Loan and the special servicer of the Woodfield Mall Mortgage Loan. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.

Pentalpha Surveillance LLC is the operating advisor of the Woodfield Mall Mortgage Loan, the Euclid Apartments Mortgage Loan and the RTL Retail Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the Arundel Mills and Marketplace Mortgage Loan, the Rhino Portfolio 3 Mortgage Loan and the Euclid Apartments Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

BellOak, LLC is the operating advisor of the Arundel Mills and Marketplace Mortgage Loan, the Rhino Portfolio 3 Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the custodian of the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Phoenix Industrial Portfolio XI Mortgage Loan, the Weatherford Ridge Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Woodfield Mall Mortgage Loan, the Rhino Portfolio 3 Mortgage Loan, the Westwood Gateway II Mortgage Loan and the Euclid Apartments Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, the pooling and servicing agreement for the MSWF 2023-2 Transaction, the pooling and servicing agreement for the BMO 2023-C7 Transaction, the pooling and servicing agreement for the BBCMS 2024-C24 Transaction, the pooling and servicing agreement for the BANK 2024-BNK47 Transaction and the pooling and servicing agreement for the WFCM 2024-5C1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Phoenix Industrial Portfolio XI Mortgage Loan, the Weatherford Ridge Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Woodfield Mall Mortgage Loan, the Rhino Portfolio 3 Mortgage Loan, the Westwood Gateway II Mortgage Loan and the Euclid Apartments Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Savings Fund Society, FSB acts as trustee of the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BMO 2024-C8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan, the Medlock Crossing Mortgage Loan, the Westwood Gateway II Mortgage Loan and the Euclid Apartments Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the RTL Retail Portfolio Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Woodfield Mall Mortgage Loan, the Rhino Portfolio 3 Mortgage Loan, the Westwood Gateway II Mortgage Loan, the Euclid Apartments Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the RTL Retail Portfolio Mortgage Loan and the Woodfield Mall Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the RTL Retail Portfolio Mortgage Loan and the Woodfield Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the RTL Retail Portfolio Mortgage Loan and the Woodfield Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on May 13, 2024 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the RTL Retail Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2023-C22 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2023-C22 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Arundel Mills and Marketplace Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Woodfield Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2023-C7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2023-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Rhino Portfolio 3 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-C24 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2024-C24 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2024-C24 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan and the Medlock Crossing Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2024-C8 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2024-C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Westwood Gateway II Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2024-BNK47 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2024-BNK47 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2024-BNK47 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Euclid Apartments Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2024-5C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the WFCM 2024-5C1 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2024-5C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of May 1, 2024, among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of December 1, 2023, between Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of December 1, 2023, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of February 1, 2024, between Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of March 1, 2024, among BMO Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as a Master Servicer, Rialto Capital Advisors, LLC, as a Special Servicer, National Cooperative Bank, N.A., solely with respect to the NCB Mortgage Loans, as a Master Servicer and as a Special Servicer, BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank N.A., as Certificate Administrator, and Wilmington Savings Fund Society, FSB, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of June 1, 2024, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 27, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of July 1, 2024, between Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 26, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein)

4.9           Agreement Between Note Holders, dated as of April 19, 2024, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of April 26, 2024, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein)

4.11         Agreement Between Note Holders, dated as of October 5, 2023, by and between Wells Fargo Bank, National Association, Societe Generale Financial Corporation and DBR Investments Co. Limited (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of December 19, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder and Bank of America, N.A., as Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of February 8, 2024, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital LLC, as Initial Note A-2 Holder, Starwood Mortgage Capital LLC, as Initial Note A-3 Holder, Starwood Mortgage Capital LLC, as Initial Note A-4 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-5 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of November 22, 2023, by and among Bank of Montreal, as Initial BMO Note A Holder, Barclays Capital Real Estate Inc., as Initial Barclays Note A Holder, Bank of America, N.A., as Initial BANA Note A Holder and Bank of Montreal, as Initial Note B-1 Holder, Initial Note B-2 Holder and Initial Note B-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of April 9, 2024, by and between Bank of Montreal, as Initial Note A-1 Holder and Bank of Montreal, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of March 14, 2024, by and among Goldman Sachs Bank USA, as Initial GS Note Holder, Bank of Montreal, as Initial BMO Note Holder, and Morgan Stanley Bank, N.A., as Initial MS Note Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of January 31, 2024, between LMF Commercial, LLC, as Initial Note A-1 Holder, LMF Commercial, LLC, as Initial Note A-2 Holder, LMF Commercial, LLC, as Initial Note A-3 Holder, LMF Commercial, LLC, as Initial Note A-4 Holder, and LMF Commercial, LLC, as Initial Note A-5 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of August 30, 2023, by and between Barclays Capital Real Estate Inc., Société Générale Financial Corporation, KeyBank National Association and Bank of Montreal (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of February 8, 2024, between LMF Commercial, LLC, as Initial Note A-1 Holder, and LMF Commercial, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

4.20         Primary Servicing Agreement, dated as of May 1, 2024, by and between KeyBank National Association, as Primary Servicer, and Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         CoreLogic Solutions, LLC, as Servicing Function Participant

33.7         KeyBank National Association, as Primary Servicer of the CVC Storage Portfolio Mortgage Loan

33.8         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.1)

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.2)

33.10       Computershare Trust Company, National Association, as Trustee of the Phoenix Industrial Portfolio XI Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.4)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.5)

33.13       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.6)

33.14       Wells Fargo Bank, National Association, as Primary Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 33.1)

33.15       Rialto Capital Advisors, LLC, as Special Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 33.2)

33.16       Computershare Trust Company, National Association, as Trustee of the Weatherford Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Computershare Trust Company, National Association, as Custodian of the Weatherford Ridge Mortgage Loan (see Exhibit 33.4)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the Weatherford Ridge Mortgage Loan (see Exhibit 33.5)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Weatherford Ridge Mortgage Loan (see Exhibit 33.6)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.22       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.1)

33.26       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

33.27       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.4)

33.29       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.6)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 33.7)

33.33       Computershare Trust Company, National Association, as Trustee of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Woodfield Mall Mortgage Loan (see Exhibit 33.4)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Woodfield Mall Mortgage Loan (see Exhibit 33.24)

33.36       KeyBank National Association, as Primary Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.7)

33.37       Argentic Services Company LP, as Special Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.26)

33.38       Computershare Trust Company, National Association, as Trustee of the Rhino Portfolio 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.4)

33.40       BellOak, LLC, as Operating Advisor of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.29)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 33.1)

33.42       Rialto Capital Advisors, LLC, as Special Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 33.2)

33.43       Wilmington Savings Fund Society, FSB, as Trustee of the Fayette Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Citibank, N.A., as Custodian of the Fayette Pavilion Mortgage Loan

33.45       BellOak, LLC, as Operating Advisor of the Fayette Pavilion Mortgage Loan (see Exhibit 33.29)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fayette Pavilion Mortgage Loan (see Exhibit 33.6)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.1)

33.48       Rialto Capital Advisors, LLC, as Special Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.2)

33.49       Wilmington Savings Fund Society, FSB, as Trustee of the Danbury Fair Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Citibank, N.A., as Custodian of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.44)

33.51       BellOak, LLC, as Operating Advisor of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.29)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.6)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 33.1)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 33.2)

33.55       Wilmington Savings Fund Society, FSB, as Trustee of the Medlock Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Citibank, N.A., as Custodian of the Medlock Crossing Mortgage Loan (see Exhibit 33.44)

33.57       BellOak, LLC, as Operating Advisor of the Medlock Crossing Mortgage Loan (see Exhibit 33.29)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Medlock Crossing Mortgage Loan (see Exhibit 33.6)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 33.1)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 33.2)

33.61       Computershare Trust Company, National Association, as Trustee of the Westwood Gateway II Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Computershare Trust Company, National Association, as Custodian of the Westwood Gateway II Mortgage Loan (see Exhibit 33.4)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the Westwood Gateway II Mortgage Loan (see Exhibit 33.5)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westwood Gateway II Mortgage Loan (see Exhibit 33.6)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 33.1)

33.66       Argentic Services Company LP, as Special Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 33.26)

33.67       Computershare Trust Company, National Association, as Trustee of the Euclid Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Custodian of the Euclid Apartments Mortgage Loan (see Exhibit 33.4)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Euclid Apartments Mortgage Loan (see Exhibit 33.24)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Euclid Apartments Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         CoreLogic Solutions, LLC, as Servicing Function Participant

34.7         KeyBank National Association, as Primary Servicer of the CVC Storage Portfolio Mortgage Loan

34.8         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.1)

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.2)

34.10       Computershare Trust Company, National Association, as Trustee of the Phoenix Industrial Portfolio XI Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.4)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.5)

34.13       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.6)

34.14       Wells Fargo Bank, National Association, as Primary Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 34.1)

34.15       Rialto Capital Advisors, LLC, as Special Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 34.2)

34.16       Computershare Trust Company, National Association, as Trustee of the Weatherford Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Computershare Trust Company, National Association, as Custodian of the Weatherford Ridge Mortgage Loan (see Exhibit 34.4)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the Weatherford Ridge Mortgage Loan (see Exhibit 34.5)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Weatherford Ridge Mortgage Loan (see Exhibit 34.6)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.22       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.1)

34.26       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

34.27       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.4)

34.29       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.6)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 34.7)

34.33       Computershare Trust Company, National Association, as Trustee of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Woodfield Mall Mortgage Loan (see Exhibit 34.4)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Woodfield Mall Mortgage Loan (see Exhibit 34.24)

34.36       KeyBank National Association, as Primary Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.7)

34.37       Argentic Services Company LP, as Special Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.26)

34.38       Computershare Trust Company, National Association, as Trustee of the Rhino Portfolio 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.4)

34.40       BellOak, LLC, as Operating Advisor of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.29)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 34.1)

34.42       Rialto Capital Advisors, LLC, as Special Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 34.2)

34.43       Wilmington Savings Fund Society, FSB, as Trustee of the Fayette Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Citibank, N.A., as Custodian of the Fayette Pavilion Mortgage Loan

34.45       BellOak, LLC, as Operating Advisor of the Fayette Pavilion Mortgage Loan (see Exhibit 34.29)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fayette Pavilion Mortgage Loan (see Exhibit 34.6)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.1)

34.48       Rialto Capital Advisors, LLC, as Special Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.2)

34.49       Wilmington Savings Fund Society, FSB, as Trustee of the Danbury Fair Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Citibank, N.A., as Custodian of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.44)

34.51       BellOak, LLC, as Operating Advisor of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.29)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.6)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 34.1)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 34.2)

34.55       Wilmington Savings Fund Society, FSB, as Trustee of the Medlock Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Citibank, N.A., as Custodian of the Medlock Crossing Mortgage Loan (see Exhibit 34.44)

34.57       BellOak, LLC, as Operating Advisor of the Medlock Crossing Mortgage Loan (see Exhibit 34.29)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Medlock Crossing Mortgage Loan (see Exhibit 34.6)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 34.1)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 34.2)

34.61       Computershare Trust Company, National Association, as Trustee of the Westwood Gateway II Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Computershare Trust Company, National Association, as Custodian of the Westwood Gateway II Mortgage Loan (see Exhibit 34.4)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the Westwood Gateway II Mortgage Loan (see Exhibit 34.5)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westwood Gateway II Mortgage Loan (see Exhibit 34.6)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 34.1)

34.66       Argentic Services Company LP, as Special Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 34.26)

34.67       Computershare Trust Company, National Association, as Trustee of the Euclid Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Custodian of the Euclid Apartments Mortgage Loan (see Exhibit 34.4)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Euclid Apartments Mortgage Loan (see Exhibit 34.24)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Euclid Apartments Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer of the CVC Storage Portfolio Mortgage Loan

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 35.1)

35.12       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 35.4)

35.15       KeyBank National Association, as Primary Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 35.4)

35.16       Argentic Services Company LP, as Special Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 35.12)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 35.2)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 35.2)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 35.1)

35.26       Argentic Services Company LP, as Special Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 35.12)

99.1         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between Bank of Montreal and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between Bank of America, National Association and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between Argentic Real Estate Finance 2 LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.7         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between LMF Commercial, LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.8         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between Starwood Mortgage Capital LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.9         Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between German American Capital Corporation and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.10       Mortgage Loan Purchase Agreement, dated as of May 23, 2024, among Ladder Capital Finance LLC, Ladder Capital Crop. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.11       Mortgage Loan Purchase Agreement, dated as of May 23, 2024, between KeyBank National Association and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

99.12       Mortgage Loan Purchase Agreement, dated as of May 23, 2024, among BSPRT CMBS Finance, LLC, Franklin BSP Realty Trust, Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on May 13, 2024 under Commission File No. 333-276033-01 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 19, 2025