Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2024-C26
filed 2026-03-24
CIK 2020017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Westwood Gateway II Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan, the Euclid Apartments Mortgage Loan and the Medlock Crossing Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Westwood Gateway II Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan, the Euclid Apartments Mortgage Loan and the Medlock Crossing Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Arundel Mills and Marketplace Mortgage Loan, the Fayette Pavilion Mortgage Loan, the Danbury Fair Mall Mortgage Loan, the Medlock Crossing Mortgage Loan, the Westwood Gateway II Mortgage Loan and the Euclid Apartments Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         KeyBank National Association, as Primary Servicer of the CVC Storage Portfolio Mortgage Loan

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.10       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.11        Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.3)

33.12       Computershare Trust Company, National Association, as Trustee of the Phoenix Industrial Portfolio XI Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 33.7)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Weatherford Ridge Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.17       Trimont LLC, as Primary Servicer of the Weatherford Ridge Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 33.3)

33.19       Computershare Trust Company, National Association, as Trustee of the Weatherford Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the Weatherford Ridge Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Weatherford Ridge Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Weatherford Ridge Mortgage Loan (see Exhibit 33.7)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.3)

33.25       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

33.31       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.5)

33.33       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.7)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 33.8)

33.37       Computershare Trust Company, National Association, as Trustee of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Custodian of the Woodfield Mall Mortgage Loan (see Exhibit 33.5)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Woodfield Mall Mortgage Loan (see Exhibit 33.27)

33.40       KeyBank National Association, as Primary Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.8)

33.41       Argentic Services Company LP, as Special Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.30)

33.42       Computershare Trust Company, National Association, as Trustee of the Rhino Portfolio 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.5)

33.44       BellOak, LLC, as Operating Advisor of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 33.33)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Fayette Pavilion Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.46       Trimont LLC, as Primary Servicer of the Fayette Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 33.3)

33.48       Wilmington Savings Fund Society, FSB, as Trustee of the Fayette Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Citibank, N.A., as Custodian of the Fayette Pavilion Mortgage Loan

33.50       BellOak, LLC, as Operating Advisor of the Fayette Pavilion Mortgage Loan (see Exhibit 33.33)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fayette Pavilion Mortgage Loan (see Exhibit 33.7)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the Danbury Fair Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.53       Trimont LLC, as Primary Servicer of the Danbury Fair Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.3)

33.55       Wilmington Savings Fund Society, FSB, as Trustee of the Danbury Fair Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Citibank, N.A., as Custodian of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.49)

33.57       BellOak, LLC, as Operating Advisor of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.33)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Danbury Fair Mall Mortgage Loan (see Exhibit 33.7)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Medlock Crossing Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.60       Trimont LLC, as Primary Servicer of the Medlock Crossing Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 33.3)

33.62       Wilmington Savings Fund Society, FSB, as Trustee of the Medlock Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Citibank, N.A., as Custodian of the Medlock Crossing Mortgage Loan (see Exhibit 33.49)

33.64       BellOak, LLC, as Operating Advisor of the Medlock Crossing Mortgage Loan (see Exhibit 33.33)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Medlock Crossing Mortgage Loan (see Exhibit 33.7)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the Westwood Gateway II Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.67       Trimont LLC, as Primary Servicer of the Westwood Gateway II Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.68       Rialto Capital Advisors, LLC, as Special Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 33.3)

33.69       Computershare Trust Company, National Association, as Trustee of the Westwood Gateway II Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Computershare Trust Company, National Association, as Custodian of the Westwood Gateway II Mortgage Loan (see Exhibit 33.5)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Westwood Gateway II Mortgage Loan (see Exhibit 33.6)

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westwood Gateway II Mortgage Loan (see Exhibit 33.7)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Euclid Apartments Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.74       Trimont LLC, as Primary Servicer of the Euclid Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.75       Argentic Services Company LP, as Special Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 33.30)

33.76       Computershare Trust Company, National Association, as Trustee of the Euclid Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Computershare Trust Company, National Association, as Custodian of the Euclid Apartments Mortgage Loan (see Exhibit 33.5)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the Euclid Apartments Mortgage Loan (see Exhibit 33.27)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Euclid Apartments Mortgage Loan (see Exhibit 33.7)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         KeyBank National Association, as Primary Servicer of the CVC Storage Portfolio Mortgage Loan

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.10       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.11        Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.3)

34.12       Computershare Trust Company, National Association, as Trustee of the Phoenix Industrial Portfolio XI Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 34.7)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Weatherford Ridge Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.17       Trimont LLC, as Primary Servicer of the Weatherford Ridge Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 34.3)

34.19       Computershare Trust Company, National Association, as Trustee of the Weatherford Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the Weatherford Ridge Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Weatherford Ridge Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Weatherford Ridge Mortgage Loan (see Exhibit 34.7)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.3)

34.25       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

34.31       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.5)

34.33       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.7)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 34.8)

34.37       Computershare Trust Company, National Association, as Trustee of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Custodian of the Woodfield Mall Mortgage Loan (see Exhibit 34.5)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Woodfield Mall Mortgage Loan (see Exhibit 34.27)

34.40       KeyBank National Association, as Primary Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.8)

34.41       Argentic Services Company LP, as Special Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.30)

34.42       Computershare Trust Company, National Association, as Trustee of the Rhino Portfolio 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.5)

34.44       BellOak, LLC, as Operating Advisor of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 34.33)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Fayette Pavilion Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.46       Trimont LLC, as Primary Servicer of the Fayette Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 34.3)

34.48       Wilmington Savings Fund Society, FSB, as Trustee of the Fayette Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Citibank, N.A., as Custodian of the Fayette Pavilion Mortgage Loan

34.50       BellOak, LLC, as Operating Advisor of the Fayette Pavilion Mortgage Loan (see Exhibit 34.33)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fayette Pavilion Mortgage Loan (see Exhibit 34.7)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the Danbury Fair Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.53       Trimont LLC, as Primary Servicer of the Danbury Fair Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.3)

34.55       Wilmington Savings Fund Society, FSB, as Trustee of the Danbury Fair Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Citibank, N.A., as Custodian of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.49)

34.57       BellOak, LLC, as Operating Advisor of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.33)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Danbury Fair Mall Mortgage Loan (see Exhibit 34.7)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Medlock Crossing Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.60       Trimont LLC, as Primary Servicer of the Medlock Crossing Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 34.3)

34.62       Wilmington Savings Fund Society, FSB, as Trustee of the Medlock Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Citibank, N.A., as Custodian of the Medlock Crossing Mortgage Loan (see Exhibit 34.49)

34.64       BellOak, LLC, as Operating Advisor of the Medlock Crossing Mortgage Loan (see Exhibit 34.33)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Medlock Crossing Mortgage Loan (see Exhibit 34.7)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the Westwood Gateway II Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.67       Trimont LLC, as Primary Servicer of the Westwood Gateway II Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.68       Rialto Capital Advisors, LLC, as Special Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 34.3)

34.69       Computershare Trust Company, National Association, as Trustee of the Westwood Gateway II Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Computershare Trust Company, National Association, as Custodian of the Westwood Gateway II Mortgage Loan (see Exhibit 34.5)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Westwood Gateway II Mortgage Loan (see Exhibit 34.6)

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westwood Gateway II Mortgage Loan (see Exhibit 34.7)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Euclid Apartments Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.74       Trimont LLC, as Primary Servicer of the Euclid Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.75       Argentic Services Company LP, as Special Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 34.30)

34.76       Computershare Trust Company, National Association, as Trustee of the Euclid Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Computershare Trust Company, National Association, as Custodian of the Euclid Apartments Mortgage Loan (see Exhibit 34.5)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the Euclid Apartments Mortgage Loan (see Exhibit 34.27)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Euclid Apartments Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the CVC Storage Portfolio Mortgage Loan

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio XI Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Weatherford Ridge Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10       Trimont LLC, as Primary Servicer of the Weatherford Ridge Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11        Rialto Capital Advisors, LLC, as Special Servicer of the Weatherford Ridge Mortgage Loan (see Exhibit 35.3)

35.12        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.15       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.16       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Special Servicer of the Woodfield Mall Mortgage Loan (see Exhibit 35.5)

35.19       KeyBank National Association, as Primary Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 35.5)

35.20       Argentic Services Company LP, as Special Servicer of the Rhino Portfolio 3 Mortgage Loan (see Exhibit 35.16)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Fayette Pavilion Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the Fayette Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Fayette Pavilion Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Danbury Fair Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.25       Trimont LLC, as Primary Servicer of the Danbury Fair Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Danbury Fair Mall Mortgage Loan (see Exhibit 35.3)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Medlock Crossing Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.28       Trimont LLC, as Primary Servicer of the Medlock Crossing Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Medlock Crossing Mortgage Loan (see Exhibit 35.3)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Westwood Gateway II Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.31       Trimont LLC, as Primary Servicer of the Westwood Gateway II Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Westwood Gateway II Mortgage Loan (see Exhibit 35.3)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Euclid Apartments Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.34       Trimont LLC, as Primary Servicer of the Euclid Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.35       Argentic Services Company LP, as Special Servicer of the Euclid Apartments Mortgage Loan (see Exhibit 35.16)

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

Date: March 24, 2026